Form 10QSB
period 2000-09-30
CYBER GRIND INC
filed 2000-11-13
CIK 1111162

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB
(Mark one)                           --------------
[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES ACT OF 1934
                           For the quarterly period ended September 30, 2000
                                                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
            For the transition period from           to
                                          -----------  -----------
                                        Commission file number 0-29685

                                  Cyber Grind, Inc.
                     ----------------------------------------------
                     (Name of Small Business Issuer in its charter)


                 Nevada                             95-4791521
     -------------------------------    -----------------------------------
    (State or other  jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


        345 North Maple Drive, Suite 284,
        Beverly Hills, California                         90210
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


                            (310) 288- 0693
                      ---------------------------
                      (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000
Common stock 1,950,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


                                                                        PAGE
  PART I- FINANCIAL INFORMATION

  Item 1. Financial Statements.     ................................... 1/5

  Item 2. Plan of operation.     ......................................  7

  PART II- OTHER INFORMATION

  Item 1.  Legal proceedings. .........................................  7

  Item 2. Changes in Securities. ......................................  7

  Item 3. Defaults Upon Senior Securities. ............................  7

  Item 4. Submission of Matters to a Vote of Security Holders. ........  7

  Item 5. Other Information. ..........................................  7

  Item 6. Exhibits and Report on Form 8-K. ...........................   7

  SIGNATURES. ........................................................   8

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Cyber Grind, Inc.
as of September 30, 2000 and the related statements of operations for the three months then ended and the period March 10, 2000 (inception) to September 30, 2000 and the statement of Cash Flows for the period March 10, 2000 (inception) to September 30, 2000. These financial statements are the reponsibility of the Company's management.

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

/s/ Friedman, Minsk, Cole & Fastovsky
--------------------------------------
  Friedman, Minsk, Cole & Fastovsky

Los Angeles, California
November 8, 2000

                              Cyber Grind, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                             September 30, 2000



  ASSETS

  Current Assets
    Cash                                       $      --
                                               ---------
  Total current assets                                --
                                               ---------
  Total assets                                 $      --
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Accounts payable                          $     450
                                               ---------
  Total current liabilities                          450

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 1,950,000 shares                   1,950
                                              ---------
  (Deficit) accumulated
    during the development
     stage                                       (2,400)
                                              ---------
  Total shareholders' equity
   (deficit)                                       (450)
                                              ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)              $      --
                                              =========



                     See accountant's review report.

                               Cyber Grind, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)



                          Three Months           March 10, 2000
                             Ended               (Inception) to
                       September 30, 2000      September 30, 2000
                       ------------------      ------------------

  Revenue                  $       --             $        --

  Expenses:
  General and
    administrative         $      466                   2,400
                           ----------              ----------
  (Loss) from
    operations                   (466)                 (2,400)

  Income taxes                     --                      --
                           ----------              ----------

  Net (loss)               $     (466)             $   (2,400)
                           ==========              ==========

  Basic (Loss) per
   common share            $       --              $       --
                           ==========              ==========

  Diluted (Loss) per
   common share            $       --              $       --
                           ==========              ==========

  Weighted average
   (basic and diluted)
    common shares
     outstanding           1,950,000                1,950,000
                          ==========               ==========



                      See accountant's review report.

                                Cyber Grind, Inc.
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS
                                  (Unaudited)



                                        March 10, 2000
                                         (Inception) to
                                       September 30, 2000
                                      -------------------

  Net (loss)                               $ (2,400)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services                    700
  Increase (decrease) in
   liabilities:
  Accounts payable                              450
                                           --------
  Net cash (used) by
    operating activities:                    (1,250)
  Net cash from financing
    activities:
  Common stock issuance for cash              1,250
                                           --------
  Increase (decrease)in cash

  Cash at beginning of period                    --
                                           --------
  Cash at end of period                    $     --
                                           ========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                             $     --
                                           ========
  Interest                                 $     --
                                           ========
  Non-cash financing transactions:

  Common shares issued
   for services                            $    700
                                           ========

                        See accountant's review report.

                           Cyber Grind, Inc.
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                          September 30, 2000
                             (Unaudited)

BASIS OF PRESENTATION
----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three months ended September 30, 2000 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The Company was incorporated on March 10, 2000 thus it was not in existence in 1999; therefore comparative presentations for the three month period ended September 30, 1999 are not made. For futher information refer to the audited financial statements and footnotes included in the Company's
Form 10-SB filing, filed April 20, 2000. The audited financial statements in the Form 10-SB covered from March 10, 2000 to March 31, 2000.

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

   The Company, which presently has no employees, is a development stage interprise. From inception to date the Company has had no revenues.

   In early November, 2000 the Company relocated its principal executive offices. The new address is 345 North Maple Drive, Suite 284, Beverly Hills, California 90210.

-------------------------------------

   The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2000 and for the first three quarters of calendar 2001, absent other funding being obtained, the Company's primary funding for corporate expenses will be provided by the Company's Chairman and and President.

   The Company's management is commencing discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial seed capital, a first and second level of private placements, bridge financing, mezzanine financing and actual initial public offering. However, there can be no assurance management will be successful in these endeavors.

Forward-Looking Statements

    This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

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

November 8, 2000

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549

Commissioners:

We consent to the inclusion of our report dated November 8, 2000 on our review of interim financial information of Cyber Grind, Inc. for the three months ended September 30, 2000 and the period March 10, 2000 (Inception) to September 30, 2000 in Cyber Grind, Inc's. quarterly report on Form 10QSB for the quarter then ended.

/s/ Friedman, Minsk, Cole & Fastovsky
--------------------------------------
Friedman, Minsk, Cole & Fastovsky
Los Angeles, California
November 8, 2000

There were no reports filed on Form 8-K during the three month period ended September 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Cyber Grind, Inc.

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: November 10, 2000                  Jaak Olesk
                                         Chairman of the Board, President