Form 10QSB
period 2002-09-30
CYBER GRIND INC
filed 2002-11-14
CIK 1111162

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002


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


c/o Jaak Olesk
9300 Wilshire Boulevard, Suite 300
Beverly Hills, California                       90212
---------------------------------------    ---------------
(Address of principal executive offices)     (Zip code)

                   (310) 278-0100
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2002
Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]




                              1
TABLE OF CONTENTS

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

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                     Cyber Grind, Inc.
                (A Development Stage Company)
                     BALANCE SHEET
                   September 30, 2002
                       (Unaudited)
ASSETS

Current Assets
  Cash                        $       --
                              ----------
Total current assets                  --
                              ----------
Total assets				$       --
                              ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Loan from shareholder       $    2,825
                              ----------
Total current liabilities          2,825

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares    3,000

(Deficit) accumulated
    during the development
      stage                        5,825)
                              ----------
Total shareholders' equity
  (deficit)				    (2,825)
                              ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	$       --
                              ==========

         See accompanying note to financial statements.

                       Cyber Grind, Inc.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS
                         (Unaudited)



                     Three Months     Three Months
                       Ended             Ended
                     September 30,    September 30,
                       2002              2001
                   --------------     -------------

Revenue               $      --	     $      --

Expenses:
General and
  Administrative      $   1,770                --
                      ---------         ---------
(Loss) from
   operations                --                --

Income taxes                 --                --
                      ---------         ---------
Net (loss)            $   1,770         $      --
                      =========         =========
Basic (Loss) per
 Common
   Share              $      --         $      --
                      =========         =========
Diluted (Loss) per
Common share          $      --         $      --
                      =========         =========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000         3,000,000
                      =========         =========

       See accompanying note to financial statements.
                         Cyber Grind, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS (Continued)
 (Unaudited)



                     Nine Months    Nine Months   March 10, 2000
                        Ended          Ended     (Inception) to
                     September 30,  September 30, September 30,
                        2002           2001           2002
                     -------------  ------------  -------------

Revenue               $      --	   $      --     $      --

Expenses:
General and
  Administrative      $   1,770             605         5,825
                      ---------       ---------      --------
(Loss) from
   operations                --            (605)       (5,825)

Income taxes                 --              --            --
                      ---------       ---------      --------
Net (loss)            $   1,770       $    (605)     $ (5,825)
                      =========       =========      ========
Basic (Loss) per
 Common
   share              $      --       $      --      $     --
                      =========       =========      ========
Diluted (Loss) per
Common share          $      --       $      --      $     --
                      =========       =========      ========
Weighted average
  (basic and diluted)
   common shares
     outstanding      3,000,000       3,000,000     3,000,000
                      =========       =========     =========

         See accompanying note to financial statements.

                        Cyber Grind, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              For the period March 10, 2000 (inception) to
                        September 30, 2002
                          (Unaudited)


         					            (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------

Common shares
Issued for
  cash-      1,250,000  $1,250 $     --    $     --  $1,250

Common shares
issued for
services-    1,750,000   1,750       --          --   1,750


Net (loss) for
the period from
inception to
 September 30,
   2002             --      --        --     (5,825) (5,825)
             ---------  ------  --------    ------- -------
Balance-
 September
 30, 2002     3,000,000  $3,000  $     --  $ (5,825)$(2,825)
             =========  ======= ========   ======== =======

        See accompanying note to financial statements.
                         Cyber Grind, Inc
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
  (Unaudited)


       	                   Three Months    Three Months
                                Ended           Ended
                             September 30,   September 30,
                                2002            2001
                            -------------   -------------

Net (loss)	                     $  (1,770)      $      --
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for services            --              --
Increase (decrease) in
 Liabilities:
Loan to shareholder                   --              --

Accrued expenses                      --              --
     	                     ---------        --------
Net cash (used) by
  operating activities:           (1,770)             --

Net cash from financing
  Activities:
Loan from shareholder              1,770
                               ---------        --------
Increase (decrease) in cash           --              --
Cash at beginning of period    $      --        $     --
                               ---------        --------
Cash at end of period          $      --        $     --
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


7

          See accompanying note to financial statements.

                       Cyber Grind, Inc
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS (Continued)
                          (Unaudited)

	            Nine Months     Nine Months     March 10, 2000
                     Ended         Ended        (Inception) to
                  September 30,  September 30,  September 30,
                      2002         2001              2002
                  -------------  -------------  --------------
Net (loss)	            $  (1,770)     $  (605)       $ (5,825)
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:
Shares issued for
  services                   --           --           1,750
Increase (decrease) in
 Liabilities:
Accrued expenses             --           --              --
     	            ---------     --------       ---------
Net cash (used) by
  operating
    activities:          (1,770)         (605)        (4,075)
Net cash from financing
  Activities:
Common stock issuance
  for cash                   --           --           1,250

Loan from shareholder     1,770          605           2,825
                      ---------     --------       ---------
Net cash (used) by
 financing activities:    1,770          605           4,075
Increase (decrease)
  in cash                    --           --              --
Cash at beginning
  of period           $      --           --              --
                      ---------     --------       ---------
Cash at end of
  period              $      --     $     --       $      --
                      =========     ========       =========
Supplemental cash flows information:
 Cash paid during the period for:
Income Taxes          $      --     $     --       $      --
                      =========     ========       =========
Interest              $      --     $     --       $      --
                      =========     ========       =========
Non-cash financing transactions:
Common shares issued
  for services        $      --     $     --       $   1,750
                      =========     ========       =========
                                  8
           See accompanying note to financial statements.

                         Cyber Grind, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        September 30, 2002
                           (Unaudited)
BASIS OF PRESENTATION
---------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended September 30, 2002 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December
31, 2002.   For further information refer to the audited
financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

   Cyber Grind, Inc. ("the Company") was incorporated in the state of Nevada on March 10, 2000. The Company is a development stage enterprise. From inception on March 10, 2000 to date (November 13, 2002) the Company has had no revenues.

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


                             9
   The Company's   management is seeking funding from a variety
of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first three quarters of calendar 2003 absent other funding being obtained, the Company's primary funding source will be Chairman and President Olesk who will provide funding for corporate expenses.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended September 30, 2002.

                                10


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Cyber Grind, Inc.

                               /s/ Jaak Olesk
Dated: November 13, 2002       -----------------------
------------------------       Jaak Olesk
                               Chairman of the Board, President






































                             11