Form 10KSB
period 2002-12-31
CYBER GRIND INC
filed 2003-04-16
CIK 1111162

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549


                   FORM 10-KSB
                -------------------

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002
                          -----------------

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

   C/O Law Offices of Jaak Olesk
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


    The revenues for the year ended December 31, 2002 were $ 0.

     There was no common stock held by non-affiliates of the registrant as of April 15, 2003.

     The number of shares of common stock outstanding as of April 15, 2003, was 3,000,000.



























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

(b) Business of Issuer

     The new business direction of the Company is to acquire precious metals (mineral) claims in Nevada; however, no such transactions have occurred to date.

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

     The Company's corporate executive office presently is located within the office of the Company's Chairman of the Board of Directors/President Olesk.
Mr. Jaak Olesk is a Certified Public Accountant and Attorney based in Beverly Hills, California at 9300 Wilshire Boulevard, Suite 300.

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

     The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. All 3,000,000 shares of common stock outstanding at April 15, 2003 could be sold pursuant to Rule 144 under the Securities Act.

(b) Holders

    As of March 27, 2003 there were approximately fifteen common shareholders of record. In January 2003 the Company was sold to an investor group based in Vancouver, British Columbia, Canada.

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

     For the calendar year 2003, it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's Chairman of the Board of Directors and President.

     The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.








Item 7. Financial Statements.
-----------------------------



INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Cyber Grind, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Cyber Grind, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, shareholders' equity (deficit) and cash flows, for the year ended December 31, 2002 and year ended December 31, 2001, the periods from March 10, 2000 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Grind, Inc. (A Development Stage Company) as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 the year ended December 31, 2001, and the periods from March 10, 2000 (Inception) to December 31, 2002 in conformity with generally accepted accounting principles.

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


/s/ Brad Haynes
-------------------------------------
Brad Haynes CPA


Los Angeles, California
April 15, 2003





              Cyber Grind, Inc.
         (A Development Stage Company)
                 BALANCE SHEET
                December 31, 2002

ASSETS

Current Assets
  Cash                     $       --
                           ----------
Total current assets               --
                           ----------
Total assets               $       --
                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
  Loan from shareholder    $   2,825

                          ----------
Total current
  liabilities                  2,825

Shareholders' Equity (Deficit)
Common stock,
  25,000,000 shares
  authorized
  at $0.001 par value;
  issued and
  outstanding
  3,000,000 shares             3,000

(Deficit) accumulated
    during the development
      stage                   (5,825)
                           ---------
Total shareholders' equity
  (deficit)                $  (2,825)
                           ---------
Total Liabilities and
Shareholders' Equity
  (Deficit)                $      --
                           =========





          See Notes to Financial Statements.


                  Cyber Grind, Inc.
           (A Development Stage Company)
              STATEMENT OF OPERATIONS



                                             March 10,
                  Year        Year             2000
                  Ended       Ended         (Inception) to
               December 31, December 31,     December 31,
                  2002         2001             2002
               ------------ -------------   --------------



Revenue           $     --     $     --        $     --

Expenses:
General and
  Administrative  $  1,770          605           5,825
                  ---------    --------        --------

(Loss) from
 operations         (1,770)        (605)         (5,825)

Income taxes            --           --              --
                  --------     --------        --------
Net (loss)        $ (1,770)    $   (605)       $ (5,825)
                  ========     ========        ========

Basic (Loss) per
 Common share     $     --     $     --        $     --
                  ========     ========        ========

Diluted (Loss) per
Common share      $     --     $     --        $     --
                  ========     ========        ========

Weighted average
  (basic and diluted)
   common shares
  outstanding    3,000,000    3,000,000       3,000,000
                 =========    =========       =========








             See Notes to Financial Statements.

               Cyber Grind, Inc.
         (A Development Stage Company)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (DEFICIT) For the period March 10, 2000
          (inception) to December 31, 2002

                                             (Deficit)
                                            Accumulated
                                 Additional During the
               Common     Stock  Paid-In    Development
               Shares     Amount Capital      Stage      Total
               ------    ------- ---------- ----------- -------
Common
Shares
 Issued
for cash       1,250,000  $1,250  $    --     $    --   $1,250

Common shares
issued for
services       1,750,000   1,750       --          --    1,750

Net (loss) for
the period from
inception to
December 31,
2000                  --      --       --      (3,450)  (3,450)
                -------- -------  -------    --------  -------
Balance-
December 31,
2000           3,000,000   3,000       --      (3,450)    (450)


Net (loss)
for the year
ended
December 31,
2001                  --      --       --        (605)    (605)
                -------- -------  -------    --------  -------

Net (loss)
for the year
ended
December 31,
2002                  --      --       --      (1,770)  (1,770)
                -------- -------  -------    --------  -------
Balance-
December 31,
2002           3,000,000 $ 3,000       --    $ (5,825) $(2,825)
               ========= =======  =======    ========  =======



          See Notes to Financial Statements.
                 Cyber Grind, Inc.
          (A Development Stage Company)
            STATEMENT OF CASH FLOWS


                                              March 10,
                 For the year    Year            2000
                    Ended        Ended       (Inception) to
                 December 31,  December 31,   December 31,
                    2002         2001            2002
                 -----------   -----------   ---------------

Cash Flows From
 Operating
   Activities

Net (loss)         $   (1,770)    $ (605)       $ (5,825)

Adjustment to
  reconcile net
loss to
   cash used by
     operating
activities:

Shares issued for
  services                 --          --           1,750
                    ---------    --------        --------

Net cash (used)
 by
  operating
   activities:        (1,770)        (605)         (4,075)
                    --------     --------        --------
 Cash flows from
  financing
  Activities:
Common stock issuance
 for cash                 --          --           1,250
Loan from  share-
holder                 1,770         605           2,825
                   ---------    --------        --------











            See Notes to Financial Statements.


                 Cyber Grind, Inc.
          (A Development Stage Company)
        STATEMENT OF CASH FLOWS (Continued)


                                               March 10,
                For the year  For the year        2000
                   Ended        Ended         (Inception) to
                December 31,  December 31,     December 31,
                   2002         2001              2002
                -----------   -----------      -------------

Net cash
 provided
   by financing
     activities      1,770           605             4,075
                 ---------     ---------          --------


Increase (decrease)
  in cash               --            --                --

Cash at beginning
  of period             --            --	                --
                ----------     ---------         ---------
Cash at end
  of period     $       --     $      --         $      --
                ==========     =========         =========



Supplemental cash flow information:
 Cash paid during the period for:

Income Taxes    $       --     $       --        $      --
                ==========     ==========        =========

Interest        $       --     $       --        $      --
                ==========     ==========        =========

Non-cash financing transactions:

Common shares
  issued
  for services  $       --     $       --        $   1,750
                ==========     ==========        =========





           See notes to Financial Statements.

                     Cyber Grind, Inc.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                    December 31, 2002



Note 1- Summary of Significant Accounting
        Policies.
-----------------------------------------

Nature of Operations
     Cyber Grind, Inc. (the "Company"), a Nevada corporation,
was incorporated on March 10, 2000.   The Company is a
Development Stage Company with a fiscal year ending December
31. The business of the Company is acquiring precious metals minerals claims in Nevada; however, no such transactions have occurred to date. To date, the Company has had no revenues.

 Cash Equivalents
     Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period March 10, 2000 (inception) to December 31, 2002.

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

Income Taxes
     The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2002.

Reclassification of Financial Statement Presentation

      Certain reclassifications have been made to the December
31, 2001 financial statements to conform to the December 31, 2002 financial statement presentation. Such reclassifications had no effect on the income as previously reported.

Note 2- Income Taxes.
---------------------

     The Company has Federal net operating loss carry forwards of approximately $5,825, of which $3,450 expires in 2020, $605 expires in 2021 and $1,770 expires in 2022.

     The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

     The income tax expenses for the period are as follows:


                      2002       2001    Cumulative
                    --------   --------  -----------
Tax benefit of
 NOL                $   266    $    91     $   874

Less: Valuation
 reserve               (266)       (91)       (874)
                    -------    -------     -------

Net tax expense          --         --          --
                    =======    =======     =======


     The deferred tax asset of $874 at December 31, 2002 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved. The reserve increased by $266, $91, $518 and $874 for the year ended December 31, 2002, the year ended December 31, 2001 and the periods March 10, 2000 (inception) to December 31, 2000 and 2002, respectively.


Note 3- Related Party Transactions.
-----------------------------------

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

Note 5- Loan from Shareholder.
------------------------------

     Unsecured non-interest bearing demand loans from the Company's Chairman and President amounted to $1,770, $605, $450, and $1,055, for the year ended December 31, 2002, for the year ended December 31, 2001 and the periods March 10, 2000 (inception) to December 31, 2000 and December 31, 2002, respectively. The outstanding balance as of December 31, 2002 amounted to $2,825.




Note 6-  Basis of presentation and considerations
         related to continued existence (going concern)
-------------------------------------------------------

     The Company's financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,770, $605, $3,450 and $4,055 for the year ended December 31, 2002, for the year ended December 31, 2001, and the periods March 10, 2000 (inception) to December 31, 2000 and from March 10, 2000 (inception) to December 31, 2002 respectively. From inception to date the Company has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Note A:  2000 is for the period: From March 10, 2000
(Inception) to December 31, 2000


Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.
-------------------------------------------------

     The following table sets forth certain information as of April 15, 2003 with respect to the beneficial ownership (as such term is defined under section 13(d) of the Securities Exchange Act of 1934, as amended) of the common stock by (I) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (II) each director of the Company, (III) the named officers, and (IV) all executive officers of the Company as a group:
                                     Amount of
Name and address of Beneficial       Beneficial    Percent
Owner.                               Ownership     of Class
------------------------------       ---------     --------

Jaak Olesk                                  --           --
9300 Wilshire Boulevard Suite 300
Beverly Hills, CA 90212

Lilian Cruz                                 --           --
9300 Wilshire Boulevard Suite 300    ---------     --------
Beverly Hills, CA 90212

All Directors, Nominees
and Executive                               --           --
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

 Loan from Shareholder

     From August 2000 to December 2002 the Company's Chairman and President has made a total of $2,825 in unsecured non-interest bearing demand loans to the Company.


Use of Office Facilities

     The Company uses the facilities and personnel of its Chairman and President Jaak Olesk without charge.


Item 13. Exhibits and Report on Form 8-K.
-----------------------------------------

Exhibit A- Computation of Earnings Per Share

                                              March 10,
                For The Year   For the year      2000
                   Ended         Ended       (Inception) to
                December 31,   December 31,   December 31,
                   2002          2001            2002
                ------------   ------------- --------------
BASIC EPS
---------------

Net Loss            $   1,770    $     605      $   5,825

Weighted average
Numbers of shares
 used  in computing
 net loss per share 3,000,000    3,000,000      3,000,000

Net (Loss) per
  share             $      --    $      --      $      --
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
                    =========    =========      =========


There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Cyber Grind, Inc.

                            /s/ Jaak Olesk
                            ------------------------
Dated: April 15, 2003       Jaak Olesk
---------------------       Chairman of the Board,
                            President






20