Form 10QSB/A
period 2003-06-30
CYBER GRIND INC
filed 2003-08-27
CIK 1111162

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2003


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 22, 2003
Common stock 3,000,000 shares

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


























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                     Cyber Grind, Inc.
                 (A Development Stage Company)
                         BALANCE SHEET
                        June 30, 2003
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


                       Cyber Grind, Inc.
                   (A Development Stage Company)
                     STATEMENT OF OPERATIONS
                           (Unaudited)



                 Three and Six    Three and Six   March 10, 2000
                  Months Ended     Months Ended   (Inception) to
                 June 30, 2003   June 30, 2002    June 30, 2003
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









                Cyber Grind, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
          For the three month period ended June 30, 2003
                          (Unaudited)

                                                (Deficit)
                                               Accumulated
                                  Additional    During the
                Common    Stock    Paid-In     Development
                Shares    Amount   Capital       Stage        Total
               --------  -------- ---------- -------------- --------

Balance-
 March 31, 2003 3,000,000  $ 3,000  $     --   $ (5,825)    $(2,825)


Net (loss)
for the three
months ended
June 30, 2003          --      --         --         --          --
                ---------  ------   --------   --------    --------

Balance-
 June 30, 2003  3,000,000  $ 3,000  $     --   $ (5,825)   $ (2,825)
                =========  =======  ========   ========    ========

















        See accompanying note to financial statements.













                                  Cyber Grind, Inc
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
  					         (Unaudited)

                            Six Months     Six Months     March 10, 2000
                               Ended         Ended        (Inception) to
                           June 30, 2003   June 30, 2002   June 30, 2003
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





                         Cyber Grind, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2003
                           (Unaudited)

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2003 are not necessarily indicative of the results that may be
expected for the year ended December 31, 2003.   For further information
refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

Cyber Grind, Inc. ("the Company") was incorporated in the state of Nevada on March 10, 2000. The Company is a development stage enterprise. From inception on March 10, 2000 to date (August 22, 2003) the Company has had no revenues. The Company's business plan and business purpose is to acquire and develop precious metals claims and/or properties.

Item 2. Plan of Operation

The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues. The Company's business plan and business purpose is to acquire and develop precious metals claims and/or properties.

The Company's   management is seeking funding from a variety of sources.
However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar2003, and the first three quarters of calendar 2004 absent other funding being obtained, the Company's primary funding source will its Vancouver, British Columbia, Canada based ownership group.





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

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended June 30, 2003.






SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Cyber Grind, Inc.

                                 /s/ Jaak Olesk
Dated: August 22, 2003           -----------------------
----------------------           Jaak Olesk, President