Form 10KSB
period 2003-12-31
CYBER GRIND INC
filed 2004-04-14
CIK 1111162

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549


                   FORM 10-KSB
                -------------------

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                          -----------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


    The revenues for the year ended December 31, 2003 were $ 0.

     There were 960,000 shares of common stock held by non-affiliates of the registrant as of April 14, 2004.

     The number of shares of common stock outstanding as of April 14, 2004, was 3,000,000.


































TABLE OF CONTENTS

                   PART I                 PAGE

Item 1.  Description of Business. ....... 4-5

Item 2.  Description of Property. .......  5

Item 3.  Legal Proceedings. .............  5

Item 4.  Submission of Matters to a Vote
         of Security Holders. ...........  5

                   PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters. ... 5-6

Item 6.  Plan of Operation. .............  6

Item 7.  Financial Statements. .......... 6-15

Item 8.  Changes In and Disagreements
         With Accountants on
         Accounting and Financial
         Disclosure. ....................  15-16

Item 8A. Controls and Procedures. .......  16

                  PART III

Item 9.  Directors, Executive Officers,
         Promoters and Control Persons;
         Compliance With Section 16(a)
         of the Exchange Act. ........... 16-17

Item 10. Executive Compensation.  ....... 16-17

Item 11. Securities Ownership of
         Certain Beneficial
         Owners and Management and
         Related Stockholder matters. ..... 17

Item 12. Certain Relationships and
         Related Transactions.  ......... 17-18

Item 13. Exhibits and Reports on
         Form 8-K. ......................  18

Item 14. Principal Accountant Fees and
         Services. ......................  19

SIGNATURES.  ............................  19


PART I


Item 1. Description of Business.


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

     The Company's corporate executive office presently is located within the office of the Company's Chairman of the Board of Directors/President Mr. Jaak Olesk. Mr. Jaak Olesk is a Certified Public Accountant and Attorney based in Beverly Hills, California at 9300 Wilshire Boulevard, Suite 300.

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

     The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. All 3,000,000 shares of common stock outstanding at April 14, 2004 could be sold pursuant to Rule 144 under the Securities Act.

(b) Holders

    As of April 14, 2004 there were eight common shareholders of record.

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

     For the calendar year 2004, it is anticipated, absent the Company's obtaining other sources of liquidity as described above, the Company's primary funding for ongoing corporate expenses, such as legal and accounting fees and filing fees will be provided by the Company's shareholders.

     The Company, which presently has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.







Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
Cyber Grind, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Cyber
Grind, Inc. (A Development Stage Company) as of
December 31, 2003 and the related statements of operations, shareholders' equity (deficit) and cash flows, for the year ended December 31, 2003 and year ended December 31, 2002, and the period from March 10, 2000 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Grind, Inc. (A Development
Stage Company) as of December 31, 2003 and the results of its operations and its cash flows for the year ended
December 31, 2003 the year ended December 31, 2002, and the period from March 10, 2000 (Inception) to December
31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has received no revenue and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Deutchman
-------------------------------------
Michael Deutchman, CPA


Los Angeles, California
April 14, 2004

(Note: Mr. Deutchman has filed the appropriate documents with the Public Company Accountancy Oversight Board ("PCAOB") regarding his firm Michael Deutchman, CPA. The PCAOB is presently backlogged and is processing Mr. Deutchman's pending registration.)

                 Cyber Grind, Inc.
         (A Development Stage Company)
                 BALANCE SHEET
                December 31, 2003

ASSETS

Current Assets
  Cash                           $       --
                                 ----------
Total current assets                     --
                                 ----------
Total assets                     $       --
                                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Total current liabilities                --

Shareholders' Equity (Deficit)
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
  outstanding 3,000,000 shares        3,000

Additional Paid-in capital            4,825

(Deficit) accumulated
   during the development stage      (7,825)
                                  ---------
Total shareholders' equity
  (deficit)                       $  (--)
                                  ---------
Total Liabilities and
Shareholders' Equity (Deficit)    $      --
                                  =========


          See Notes to Financial Statements.





                  Cyber Grind, Inc.
           (A Development Stage Company)
              STATEMENT OF OPERATIONS



                                             March 10,
                  Year        Year             2000
                  Ended       Ended         (Inception) to
               December 31, December 31,     December 31,
                  2003         2002             2003
               ------------ -------------   --------------



Revenue           $     --     $     --        $     --

Expenses:
General and
  Administrative  $  2,000        1,770           7,825
                  ---------    --------        --------

(Loss) from
 operations         (2,000)      (1,770)         (7,825)

Income taxes            --           --              --
                  --------     --------        --------
Net (loss)        $ (2,000)    $ (1,770)       $ (7,825)
                  ========     ========        ========

Basic (Loss) per
 Common share     $     --     $     --        $     --
                  ========     ========        ========

Diluted (Loss) per
Common share      $     --     $     --        $     --
                  ========     ========        ========

Weighted average
  (basic and diluted)
   common shares
  outstanding    3,000,000    3,000,000       3,000,000
                 =========    =========       =========





             See Notes to Financial Statements.





               Cyber Grind, Inc.
         (A Development Stage Company)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      (DEFICIT) For the period March 10, 2000
          (inception) to December 31, 2003

                                             (Deficit)
                                            Accumulated
                                 Additional During the
               Common     Stock  Paid-In    Development
               Shares     Amount Capital      Stage      Total
               ------    ------- ---------- ----------- -------
Common
Shares
 Issued
for cash       1,250,000  $1,250  $    --     $    --   $1,250

Common shares
issued for
services       1,750,000   1,750       --          --    1,750

Net (loss) for
the period from
inception to
December 31,
2001                  --      --       --      (4,055)  (4,055)
                -------- -------  -------    --------  -------
Balance-
December 31,
2000           3,000,000   3,000       --      (4,055)  (1,055)

Net (loss)
for the year
ended
December 31,
2002                  --      --       --      (1,770)  (1,770)
                -------- -------  -------    --------  -------

Shareholder
Forgiveness
of debt              --       --   4,825                 4,825

Net (loss)
for the year
ended
December 31,
2003                  --      --       --      (2,000)  (2,000)
                -------- -------  -------    --------  -------
Balance-
December 31,
2003           3,000,000 $ 3,000  $ 4,825    $ (7,825) $    --
               ========= =======  =======    ========  =======

          See Notes to Financial Statements.



                Cyber Grind, Inc.
          (A Development Stage Company)
            STATEMENT OF CASH FLOWS


                                              March 10,
                 For the year    Year            2000
                    Ended        Ended       (Inception) to
                 December 31,  December 31,   December 31,
                    2003         2002            2003
                 -----------   -----------   ---------------

Cash Flows From
 Operating
   Activities

Net (loss)         $   (2,000)    $(1,770)      $ (7,825)

Adjustment to
 reconcile net
 loss to cash used by
  operating activities:

Shares issued for
  services                 --          --           1,750
                    ---------    --------        --------

Net cash (used)
 By operating
   activities:        (2,000)      (1,770)         (6,075)
                    --------     --------        --------
 Cash flows from
  financing
  Activities:
Common stock issuance
 for cash                 --          --           1,250
Loan from  share-
holder                 2,000       1,770           4,825
                   ---------    --------        --------








            See Notes to Financial Statements.




                 Cyber Grind, Inc.
          (A Development Stage Company)
        STATEMENT OF CASH FLOWS (Continued)


                For the year  For the year     March 10, 2000
                   Ended        Ended         (Inception) to
                December 31,  December 31,     December 31,
                   2003         2002              2003
                -----------   -----------      -------------

Net cash
 provided
  by financing
  activities            --            --             6,075
                 ---------     ---------          --------


Increase (decrease)
  in cash               --            --                --

Cash at beginning
  of period             --            --	                --
                ----------     ---------         ---------
Cash at end
  of period     $       --     $      --         $      --
                ==========     =========         =========



Supplemental cash flow information:
 Cash paid during the period for:

Income Taxes    $       --     $       --        $      --
                ==========     ==========        =========

Interest        $       --     $       --        $      --
                ==========     ==========        =========

Non-cash financing transactions:

Common shares
  issued
  for services  $       --     $       --        $   1,750
                ==========     ==========        =========




           See notes to Financial Statements.



                     Cyber Grind, Inc.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                    December 31, 2003



Note 1- Summary of Significant Accounting
        Policies.
-----------------------------------------

Nature of Operations
     Cyber Grind, Inc. (the "Company"), a Nevada corporation,
was incorporated on March 10, 2000.   The Company is a
Development Stage Company with a fiscal year ending December
31. The business of the Company is acquiring precious metals (minerals claims in Nevada); however, no such transactions have occurred to date. To date, the Company has had no revenues.

 Cash Equivalents
     Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period March 10, 2000 (inception) to December 31, 2003.

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

Income Taxes
     The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2003.

Reclassification of Financial Statement Presentation

      Certain reclassifications have been made to previous financial statements to conform to the December 31, 2003 financial statement presentation. Such reclassifications had no effect on the income as previously reported.

Note 2- Income Taxes.
---------------------

     The Company has Federal net operating loss carry forwards of approximately $7,825, of which $3,450 expires in 2020, $605 expires in 2021, $1,770 expires in 2022, and $2,000 expires in 2023.

     The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

     The income tax expenses for the period are as follows:


                      2003       2002    Cumulative
                    --------   --------  -----------
Tax benefit of
 NOL                $   300    $  266     $ 1,174

Less: Valuation
 reserve               (300)     (266)     (1,174)
                    -------    -------     -------

Net tax expense          --         --          --
                    =======    =======     =======


     The deferred tax asset of $1,174 at December 31, 2003 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved. The reserve increased by $300, $266, $91, $518 and $1,174 for the year ended December 31, 2003, December 31, 2002, the year ended December 31, 2001 and the periods March 10, 2000 (inception) to December 31, 2000 and 2003, respectively.


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

Note 4- Development Stage Company.
----------------------------------

     The Company is a Development Stage Company. A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business. To date, the Company has had no revenues.


Note 5-  Basis of presentation and considerations
         related to continued existence (going concern)
-------------------------------------------------------

     The Company's financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,825 for the period March 10, 2000 (inception) to December 31, 2003. From inception to date the Company has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

     The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.


Item 8.  Changes In and Disagreements With Accountants on
         Accounting And Financial Disclosure.

     On April 8, 2004 the Company's auditor Brad Haynes, CPA was dismissed. The accountant's report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. They did however contain a going concern paragraph. The change in accountants was recommended and approved by the board of directors.

     There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On April 8, 2004 the Company engaged Michael Deutchman CPA as its new auditor. Prior to engaging Mr. Deutchman as the new auditor the Company did not consult with Mr. Deutchman on any accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures.

The Company has no assets, revenues or operations. As the company grows it will implement all appropriate controls and procedures.

PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of the
         Exchange Act.

The following individuals are the directors of the Company:

Name of Director        Age   Title
---------------------  ------ --------
Jaak Olesk               51   Chairman of the
                              Board of Directors
                              and President


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

16(a) Compliance. The Company and all related persons are in compliance with section 16(a) of the Exchange Act, except for Form 3s to be filed by Anne Jenkins and Zinka Vukovich, which will be filed in the near future.

Item 10.  Executive compensation.

                         Other              Securities      All
Name                             Annual Registered  Under-         other
And 	                          Compen-  Stock      Lying   LTIP   Compen-
Principal    Year   Salary Bonus sation  Award(s)   Options Payouts sation
Position   (Note A)  ($)   ($)    $       $         SARs(#)   $      $
---------- -------- ------ ----- ----   ------      ------- -----  -----

Jaak Olesk
President   2001      --    --    --      --           --     --      --
            2002      --    --    --      --           --     --      --
            2003      --    --    --      --           --     --      --


Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

     The following table sets forth certain information as of April 14, 2004 with respect to the beneficial ownership (as such term is defined under section 13(d) of the Securities Exchange Act of 1934, as amended) of the common stock by (I) each person who is the beneficial owner of more than 5% of the common stock outstanding as of such date, (II) each director of the Company, (III) the named officers, and (IV) all executive officers of the Company as a group:
                                     Amount of
Name and address of Beneficial       Beneficial    Percent
Owner.                               Ownership     of Class
------------------------------       ---------     --------

Anne Jenkins                         1,000,000      33.33%
11789 Lyon Road
North Delta, BC, Canada
V4E 2S8

 Zinka Vukovich                      1,210,000      40.33%
241 W. King Edward Avenue
Vancouver BC, Canada
V5Y 2J1

Jaak Olesk                            100,000       3.33%
9300 Wilshire Boulevard Suite 300
Beverly Hills, CA 90212

All Directors, Nominees
and Executive                         100,000       3.33%
Officers as a Group (persons)


Item 12. Certain Relationships and Related Transactions.

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


Item 13. Exhibits and Report on Form 8-K.

Exhibit A- Computation of Earnings Per Share

                                              March 10,
                For The Year   For the year      2000
                   Ended         Ended       (Inception) to
                December 31,   December 31,   December 31,
                   2003          2002            2003
                ------------   ------------- --------------
BASIC EPS
---------------

Net Loss            $   2,000    $   1,770      $   7,825

Weighted average
Numbers of shares
 used  in computing
 net loss per share 3,000,000    3,000,000      3,000,000

Net (Loss) per
  share             $      --    $      --      $      --
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
                    =========    =========      =========


There were no reports on Form 8-K filed during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant for audit and review services was $2,000 per annum. During the aforementioned periods the Company's principal accountant did not provide any other services to the Company.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Cyber Grind, Inc.

                            /s/ Jaak Olesk
                            ------------------------
Dated: April 14, 2004       Jaak Olesk
---------------------       Chairman of the Board,
                            President


19