Form 10QSB
period 2004-03-31
CYBER GRIND INC
filed 2004-05-20
CIK 1111162

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2004


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2004
Common stock 3,000,000 shares

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


























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                     Cyber Grind, Inc.
                 (A Development Stage Company)
                         BALANCE SHEET
                        March 31, 2004
                          (Unaudited)
ASSETS

Current Assets
  Cash                                  $       --
                                        ----------
Total current assets                            --
                                        ----------
Total assets                            $       --
                                        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Total current liabilities                       --

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares              3,000

Additional Paid-in Capital                   4,825

(Deficit) accumulated
    during the development
      stage                                 (7,825)
                                        ----------
Total shareholders' equity
  (deficit)                                     --
                                        ----------
Total  Liabilities and
Shareholders' Equity (Deficit)          $       --
                                        ==========




         See accompanying note to financial statements.



                       Cyber Grind, Inc.
                   (A Development Stage Company)
                     STATEMENT OF OPERATIONS
                           (Unaudited)



                 Three Months    Three Months   March 10, 2000
                     Ended            Ended    (Inception) to
                 March 31, 2004  March 31, 2003 March 31, 2004
                 --------------  -------------- --------------


Revenue              $      --      $      --      $       --

Expenses:
General and
  Administrative     $      --      $      --      $    7,825
                     ---------      ---------      ----------
(Loss) from
   operations               --             --          (7,825)

Income taxes                --             --              --
                     ---------      ---------      ----------
Net (loss)           $      --      $      --      $       --
                     =========      =========      ==========
Basic (Loss) per
 Common
   Share             $      --      $      --      $   (7,825)
                     =========      =========      ==========
Diluted (Loss) per
Common share         $      --      $      --      $       --
                     =========      =========      ==========
Weighted average
 (basic and diluted)
  common shares
   outstanding       3,000,000      3,000,000       3,000,000
                     =========      =========      ==========











       See accompanying note to financial statements.








                        Cyber Grind, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
          For the three month period ended March 31, 2004
                          (Unaudited)


                                          (Deficit)
                                         Accumulated
                             Additional   During the
               Common  Stock  Paid-In    Development
               Shares  Amount Capital      Stage     Total
               ------- ------ ---------- ----------- ------

Balance-
 December 31,
   2003      3,000,000  $ 3,000  $    --  $ (7,825) $    --


Net (loss) for
the three
month ended
March 31,
   2004             --      --        --       --        --
             ---------  ------  --------   -------  -------

Balance-
 March 31,
   2004      3,000,000  $ 3,000 $     --  $ (7,825) $    --
             =========  ======= ========  ========  =======

















        See accompanying note to financial statements.








                                   Cyber Grind, Inc
                              (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
  					         (Unaudited)

                         Three Months    Three Months   March 10, 2000
                              Ended           Ended     (Inception) to
                         March 31, 2004  March 31, 2003 March 31, 2004
                         --------------  -------------- --------------


Net (loss)	               $      --       $     --        $ (7,825)
Adjustments to
 reconcile net loss to
 cash used by
 operating activities:
Shares issued for services        --             --           1,750
Increase (decrease) in
 Liabilities                      --             --              --
Accrued expenses                  --             --              --
     	                     ---------       --------        --------
Net cash (used) by
  operating activities:           --             --          (6,075)
Net cash from financing
  Activities:
Common stock
  issuance for cash               --            --            1,250
Loan from shareholder             --            --            4,825
                           ---------      --------          -------
                                  --            --            6,075
Increase (decrease) in cash       --            --               --

Cash at beginning of period $     --      $     --          $    --
                           ---------      --------          -------
Cash at end of period      $     --       $     --          $    --
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




                      Cyber Grind, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2004
                           (Unaudited)

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended March 31, 2004 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31,
2004.   For further information refer to the audited financial
statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2003.

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

Cyber Grind, Inc. ("the Company") was incorporated in the state of Nevada on March 10, 2000. The Company is a development stage enterprise. From inception on March 10, 2000 to date (May 20, 2004) the Company has had no revenues.

Item 2. Plan of Operation

The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

The Company's   management is seeking funding from a variety
of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2004, and the first half of calendar 2005 absent other funding being obtained, the Company's primary funding source will be its shareholder group who will provide funding for corporate expenses.





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

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended March 31, 2004.






SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Cyber Grind, Inc.

                               /s/ Jaak Olesk
Dated: May 19, 2004           -----------------------
-------------------           Jaak Olesk, President