Form 10QSB
period 2004-09-30
CYBER GRIND INC
filed 2004-11-15
CIK 1111162

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                         FORM 10-QSB
                   ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2004


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 2004
Common stock 13,000,000 shares

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

PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Cyber Grind, Inc.
                 (A Development Stage Company)
                         BALANCE SHEET
                      September 30, 2004
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
                 Sept. 30, 2004   Sept. 30, 2003  Sept. 30, 2004
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

                         Cyber Grind, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       For the three month period ended September 30, 2004
                          (Unaudited)

                                                (Deficit)
                                               Accumulated
                                  Additional    During the
                Common    Stock    Paid-In     Development
                Shares    Amount   Capital       Stage        Total
               --------  -------- ---------- -------------- --------

Balance-
 June 30, 2004 3,000,000  $ 3,000  $  4,825   $ (7,825)    $     --


Net (loss)
for the three
months ended
Sept. 30, 2004         --      --         --         --          --
                ---------  ------   --------   --------    --------

Balance-
Sept. 30, 2004  3,000,000  $ 3,000  $  4,825   $ (7,825)   $     --
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
                           Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004
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

                         Cyber Grind, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        September 30, 2004
                           (Unaudited)

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and
Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended September 30, 2004 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended September 30, 2004 are not necessarily indicative of the results that may be
expected for the year ended December 31, 2004.   For further information
refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2002.

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

On October 25, 2004, Cyber Grind, Inc. (the "Company"), entered into an Oil and Gas Lease Acquisition Agreement (the "Agreement") with Blue Ridge Group ("Blue Ridge"), dated effective October 6, 2004, whereby Blue Ridge is the beneficial owner of certain oil and gas leases located in Jasper County, Texas (the "Oil & Gas Leases") listed in Schedule "A" attached to the Agreement which is attached hereto as Exhibit 10.1. Blue Ridge agreed to sell and the Company agreed to acquire a fifty percent (50%) interest in and to the Oil & Gas Leases, free and clear of all charges, encumbrances and claims. In consideration for the acquisition of the Oil & Gas Leases, subject to the terms in the Agreement, the Company agreed to issue to Blue Ridge 10,000,000 shares of common stock of the Company, which occurred on October 25, 2004. In addition, Blue Ridge has agreed to deliver to the Company recordable transfers of a fifty percent (50%) interest n and to the Oil & Gas Leases in favour of the Company.

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

Item 3.   Item 3.  Controls and Procedures

(a) ITEM 3. CONTROLS AND PROCEDURES

      The Company's management, including the Chief Executive Officer and President have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management has determined that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of established processes.

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

 (b)     Not applicable.

Item 4.  Quantitative and Qualitative Disclosure about Market Risk

         The Company had no operations or investments during the quarter which could have been affected by market fluctuations.



PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

   The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        Exhibits 1-3: Sarbanes-Oxley Certifications

        10/21/04    8-K: Changes in Registrants Certifying Accountant
        (Company is seeking a letter from the former auditor; this letter will be filed as soon as it is obtained).

        11/1/04     8-K: Completion of Acquisition or Disposition of Assets
        (Oil and Gas Lease Agreement was filed as an exhibit with this 8-K).

Section 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jaak Olesk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Grind, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: November 11, 2004

                                                     /s/Jaak Olesk
                                                     -----------------------
                                                     Jaak Olesk
                                                     Chief Financial Officer

Section 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jaak Olesk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Grind

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: November 11, 2004

                                             /s/ Jaak Olesk
                                             --------------------------
                                             Jaak Olesk
                                             President

Section 32.1


     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18 United States Code), the officer of Cyber Grind, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Report on Form 10-QSB for the quarter ended September 30, 2004 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                  /s/Jaak Olesk
 Date: November 11, 2004                          -----------------
                                                  Jaak Olesk
                                                  Chief Financial Officer


                                                  /s/Jaak Olesk
                                                  -------------------------
                                                  Jaak Olesk
                                                  President

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Cyber Grind, Inc.

                                             /s/ Jaak Olesk
Dated: November 11, 2004                      -----------------------
------------------------                      Jaak Olesk, President